Form 10-K
period 2004-12-31
LEHMAN ABS CORP BELLSOUTH DEBT- BACKED SER 2003-14
filed 2005-03-30
CIK 1259269

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     ----

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




         (Mark One)

          /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2004

                                      or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                       Commission File Number: 001-31777


                            Lehman ABS Corporation,
                            -----------------------
                                 on behalf of:
       Corporate Backed Trust Certificates, BellSouth Telecommunications
                       Debenture-Backed Series 2003-14 Trust
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                  13-3447441
--------------------------------       ----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

  745 Seventh Avenue, New York, New York                      10019
------------------------------------------        ----------------------------
 (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                Name of Registered Exchange
--------------                                ---------------------------
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


                      DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form 8-K listed in Item 15(a) hereto.

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

BellSouth Corporation, the underlying securities guarantor, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on the underlying securities guarantor, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under BellSouth Corporation's Exchange Act file number, 001-08607. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the underlying securities guarantor may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the underlying securities issuer, the underlying securities guarantor or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                    PART I

Item 1.  Business.
         Not Applicable

Item 2.  Properties.
         Not Applicable

Item 3.  Legal Proceedings.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
        Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8. Financial Statements and Supplementary Data.
        Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
        None

Item 9A. Controls and Procedures.
         Not Applicable

Item 9B. Other Information.
         None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
          Not Applicable

Item 11.  Executive Compensation.
          Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management. Not Applicable

Item 13.  Certain Relationships and Related Transactions.
          None

Item 14.  Principal Accounting Fees and Services.
          Not Applicable

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.

     (a) The following documents have been filed as part of this report.

          1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2004 through and including December 31, 2004 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

----------------------------------------------------------------------------- ---------------------- ---------------
                             Trust Description                                  Distribution Date       Filed on
----------------------------------------------------------------------------- ---------------------- ---------------
Corporate Backed Trust Certificates, BellSouth Telecommunications                  05/15/2004          05/28/2004
Debenture-Backed Series 2003-14 Trust                                              11/15/2004          11/29/2004
----------------------------------------------------------------------------- ---------------------- ---------------


          2.   None.

          3.   Exhibits:

               99.1 - Certification by Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

               99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               99.3 - Report of Aston Bell, CPA.

     (b)  See Item 15(a) above.

     (c)  Not Applicable.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Lehman ABS Corporation, as Depositor for the
                                 Trust (the "Registrant")



Dated:  March 30, 2005           By:      /s/ CHARLES M. WEAVER
                                    ---------------------------
                                 Name:    Charles M. Weaver
                                 Title:   Vice President

                                            EXHIBIT INDEX

-------------------------------------------------------------------------------------------------------
  Reference                                                                       Exhibit Number
  Number per                    Description of Exhibits                         in this Form 10-K
 Item 601 of
 Regulation SK
-------------------------------------------------------------------------------------------------------
   (99.1)               Certification by Vice President of the Registrant             99.1
                        pursuant to 15 U.S.C. Section 7241, as adopted
                        pursuant to Section 302 of the Sarbanes-Oxley Act of
                        2002.
-------------------------------------------------------------------------------------------------------
   (99.2)               Annual Compliance Report by Trustee pursuant to 15            99.2
                        U.S.C. Section 7241, as adopted pursuant to Section
                        302 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------
   (99.3)               Report of Aston Bell, CPA.                                    99.3
-------------------------------------------------------------------------------------------------------